Form 10-Q
period 1997-09-30
ALPACA INC
filed 1997-11-05
CIK 894503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1997; or

     [   ] TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 8 For the transition period _________ to __________

     Commission File Number: 33-55254-20

                              INTEGRAL HEALTH, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Nevada                                       87-0438452
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  422 Flint Street, Reno, Nevada                                      89501
-----------------------------------------                           -----------
(Address of principal executive offices)                             (Zip Code)

                                 (702) 825-4342
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Alpaca, Inc. - 3098 South Highland Drive, Suite 460, Salt Lake City, Utah 84106
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1997, there were 1,000,000 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and changes in its financial position from inception through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

     As of September 30, 1997, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if and when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

                              INTEGRAL HEALTH, INC.
                             (formerly ALPACA, INC.)
                          (A Development Stage Company)
                                 Balance Sheets


                                                  September 30,       Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
ASSETS

     CURRENT ASSETS
     Cash in bank                                 $     0            $     0
                                                  -------------      ----------

     TOTAL CURRENT ASSETS                               0                  0
                                                  =============      ===========

                                                  $     0            $     0
                                                  =============      ===========

LIABILITIES & EQUITY

     CURRENT LIABILITIES
     Accounts Payable                             $     0            $     0
                                                  --------------     -----------

     TOTAL CURRENT LIABILITIES                         -0-                -0-


STOCKHOLDERS' EQUITY Common Stock, $.001 par value:
     Authorized - 100,000,000 shares
     Issued & outstanding
     1,000,000 shares                                 1,000              1,000
     Additional paid-in capital                       1,000              1,000
     Deficit accumulated during
     the development stage                           (2,000)            (2,000)
                                                  ---------------    -----------

     TOTAL STOCKHOLDERS' EQUITY                         0                  0
                                                  ===============    ===========

                                                  $     0            $     0
                                                  ===============    ===========

                              INTEGRAL HEALTH, INC.
                             (formerly ALPACA, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                        4/16/86
                      For the three months    For the Nine months      (Date of
                      ended September 30      ended September 30      inception)
                      1997            1996    1997           1996     to 9/30/97
                          Unaudited                   Unaudited        Unaudited
                      --------------------    -------------------     ----------
Net Sale              $    0      $   0      $  0       $  0         $   0
Cost of sales              0          0         0          0             0
                      --------    --------   --------   ---------    ----------

GROSS PROFIT (LOSS)        0           0         0          0             0

General and
Administrative expenses    0           0         0          0            2,000
                      --------    --------   --------   ---------    ----------

NET INCOME (LOSS)     $    0        $  0      $  0       $  0         $ (2,000)
                      --------    --------   --------   ---------    ----------

Net income (loss)
per weighted          $  .00        $ .00     $ .00      $ .00
Average common shares --------    --------   --------   ---------    ----------


Weighted average number
common shares used
to compute net
income (loss)        1,000,000   1,000,000   1,000,000  1,000,000
                     ---------   ---------   ---------  ---------


                              INTEGRAL HEALTH, INC.
                             (formerly ALPACA, INC.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                                   (Unaudited)


                                 Common Stock              Additional
                                Par Value $.001            Paid-in      Retained
                              Shares         Amount         Capital      Deficit
                              ---------------------        ---------------------
Balances at 4/16/86
(Date of inception)             -0-       $   -0-          $   -0-      $  -0-

Issuance of common stock
(restricted) At $.002
per share at 5/27/86          1,000,000      1,000            1,000
Net loss for period                                                      (1,950)
                              ---------   ---------        ---------   ---------

Balances at 12/31/86          1,000,000      1,000            1,000      (1,950)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/87          1,000,000      1,000            1,000      (1,960)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/88          1,000,000      1,000            1,000      (1,970)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/89          1,000,000      1,000            1,000      (1,980)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/90          1,000,000      1,000            1,000      (1,990)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/91          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/92          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/93          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/94          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/95          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/96          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 9/30/97           1,000,000   $  1,000         $  1,000    $ (2,000)
                              =+=======   =========        =========   =========


                              INTEGRAL HEALTH, INC.
                             (formerly ALPACA, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        4/16/86
                                        For the Nine months            (Date of
                                        ended September 30            inception)
                                        1997           1996           to 9/30/97
                                             Unaudited                Unaudited
                                        -------------------         -----------
OPERATING ACTIVITIES
     Net income (loss)                  $  -0-          -0-          $  (2,000)
     Adjustments to reconcile
     net income (loss) to cash
     used by operating activities:
     Amortization                          -0-          -0-                 50
                                        --------   ---------         -----------

     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES            $  -0-          -0-          $   (1,950)

INVESTING ACTIVITIES
Organization Costs                         -0-          -0-                 (50)
                                        --------   ---------         -----------

     NET CASH USED BY
     INVESTING ACTIVITIES                  -0-          -0-                 (50)

FINANCING ACTIVITIES
     Proceeds from sale of
     common stock                          -0-          -0-               2,000
                                        --------   ---------         -----------

     NET CASH USED BY
     FINANCING ACTIVITIES                  -0-          -0-               2,000
                                        --------   ---------         -----------

     INCREASE IN CASH
     AND CASH EQUIVALENTS                  -0-          -0-                 -0-

     Cash and cash equivalents
     at beginning of year                  -0-          -0-                 -0-
                                        --------   ---------         -----------
     CASH & CASH EQUIVALENTS
     AT END OF PERIOD                      -0-          -0-                 -0-
                                        ========   =========         ===========

                                     Page 6

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2. Changes in Securities.

     Not required.

Item 3. Defaults Upon Senior Securities.

     Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required.

Item 5. Other Information.

     Not required.

Item 6. Exhibits and Reports on Form 8-K.

     (a) No exhibits have been filed with this Form 10-Q.

     (b) No other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             INTEGRAL HEALTH, INC.
                                             (Registrant)


 Date: November 4, 1997                     /S/ Dr. Graham Simpson
                                            ---------------------------
                                            By: Dr. Graham Simpson
                                            Its: President



Date: November 4, 1997                      /S/ Dr. Dell Marting
                                            ---------------------------
                                            By: Dr. Dell Marting
                                            Its: Chief Financial Officer



Date: November 4, 1997                      /S/   Dr. Dell Marting
                                            ---------------------------
                                            By: Dr. Dell Marting
                                            Its:  Secretary