Form 10-Q/A
period 1997-09-30
ALPACA INC
filed 1997-11-05
CIK 894503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

     Based on current economic and regulatory conditions, Management has believed that it would be possible, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company. Subsequent to the date of the balance sheet, the company completed the acquisition of the assets and business of Montreux Group, Inc, a Nevada Corporation and Montreux Investment Circle L.L.C., a Nevada Limited Liability Company.

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
                                        ========   =========         ===========

                                     Page 6

                              INTEGRAL HEALTH, INC.
                             (formerly ALPACA, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1. Subsequent Acquisition

     On October 16, 1997, the Registrant executed a definitive Acquisition Agreement (the "Acquisition Agreement") with Montreux Group, Inc., a Nevada Corporation ("Montreux Group") and Montreux Investment Circle L.L.C., a Nevada Limited Liability Company ("Montreux Investment"), under which the Registrant acquired all their right, title and interest in and under that certain Joint Venture Agreement as amended April 20, 1996, between Montreux Group and Montreux Investment. Under the terms of the joint venture agreement, the parties have undertaken the development of MetaResorts located on the property known as Coccoloba, Anguilla, Bristish West Indies and Tortuga del Sol, Cabo San Lucas, Mexico. Montreux is also involved in the MetaCenter business and providing medical information across the Internet.

     Pursuant to the Acquisition Agreement the Registrant acquired the rights of Montreux Group and Montreux Investments, with total assets in excess of $10.0 million, in exchange for 5,700,000 shares of the Registrant's common stock.

     The acquisition was been approved by the respective boards of directors of the Registrant, Montreux Group and Montreux Investment and was completed and closed on October 23, 1997. Pro forma financial statements taking the acquisitions into effect will be filed on Form 8-K within 60 days from the date of the closing.

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

     (a) No exhibits have been filed with this Form 10-Q/A.

     (b) No other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             INTEGRAL HEALTH, INC.
                                             (Registrant)


 Date: November 5, 1997                     /S/ Dr. Graham Simpson
                                            ---------------------------
                                            By: Dr. Graham Simpson
                                            Its: President



Date: November 5, 1997                      /S/ Dr. Dell Marting
                                            ---------------------------
                                            By: Dr. Dell Marting
                                            Its: Chief Financial Officer



Date: November 5, 1997                      /S/   Dr. Dell Marting
                                            ---------------------------
                                            By: Dr. Dell Marting
                                            Its:  Secretary